Form 10-Q
period 2021-09-30
Parsec Capital Acquisitions Corp.
filed 2021-11-19
CIK 1855751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-40871

Parsec Capital Acquisitions Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2087408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 W. Main Street Lewisville, TX 75057
(Address of Principal Executive Offices, including zip code)

(203) 524-6524
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, and one Warrant	PCXCU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	PCX	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	PCXCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of November 19, 2021, there were 8,625,000 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

PARSEC CAPITAL ACQUISITIONS CORP.
Form 10-Q For the Quarter Ended September 30, 2021

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	2
	Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the period from February 11, 2021 (inception) through September 30, 2021	4
	Unaudited Condensed Statement of Cash Flows for the period from February 11, 2021 (inception) through September 30, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4.	Controls and Procedures	20

Part II. Other Information		20

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Part III. Signatures		23

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Cash	$1,408
Total current assets	1,408
Deferred offering costs	160,585
Total assets	$161,993

Liabilities and Stockholder’s Equity
Promissory Note - Related Party	$137,575
Total current liabilities	137,575

Commitments and Contingencies (Note 6)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding(1)	216
Additional paid-in capital	24,784
Accumulated deficit	(582)
Total stockholder’s equity	24,418
Total Liabilities and Stockholder’s Equity	$161,993

(1)	This number included up to 281,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8). In September 2021, the Company effected a stock dividend of an aggregate 718,750 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. All shares have been retroactively restated (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 11, 2021 (inception) through September 30, 2021
Formation and operating cost	$24	$582
Loss from Operations	(24)	(582)
Net loss	$(24)	$(582)

Basic and diluted weighted average shares outstanding(1)	1,875,000	1,875,000
Basic and diluted net income per common share	$0.00	$0.00

(1)	This number excluded up to 281,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8). In September 2021, the Company effected a stock dividend of an aggregate 718,750 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. All shares have been retroactively restated (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of February 11, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(408)	(408)
Balance as of March 31, 2021 (unaudited)	2,156,250	$216	$24,784	$(408)	$24,592)
Net loss	—	—	—	(150)	(150)
Balance as of June 30, 2021 (unaudited)	2,156,250	$216	$24,784	$(558)	$24,442
Net loss	—	—	—	(24)	(24)
Balance as of September 30, 2021 (unaudited)	2,156,250	$216	$24,784	$(582)	$24,418

(1)	This number included up to 281,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8). In September 2021, the Company effected a stock dividend of an aggregate 718,750 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. All shares have been retroactively restated (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B common shares	388
Net cash used in operating activities	(194)

Cash flows from financing activities:
Proceeds from initial stockholders	25,000
Proceeds from issuance of promissory note to related party	89,960
Payment of deferred offering costs	(113,358)
Net cash provided by financing activities	1,602

Net change in cash	1,408
Cash, beginning of the period	-
Cash, end of the period	$1,408

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor under the promissory note	$47,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1 — Organization and Business Operations

Parsec Capital Acquisitions Corp. (the “Company”) is a newly-organized blank check company incorporated on February 11, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of October 8, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity through September 30, 2021 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Parsec Acquisitions Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). Subsequent to September 30, 2021, the registration statement for the Company’s IPO was declared effective on October 5, 2021 (the “Effective Date”). On October 8, 2021, the Company consummated the IPO of 8,625,000 units at $10.00 per unit (the “Units”), including the full exercise of the underwriters’ over-allotment of 1,125,000 units, generating gross proceeds to the Company of $86,250,000, which is discussed in Note 3.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 4,518,750 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $4,518,750, which is described in Note 4.

Transaction costs amounted to $5,174,429 consisting of $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions, and $430,679 of other offering costs, and was all charged to stockholders’ equity.

Following the closing of the IPO on October 8, 2021, $87,543,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for the Company’s dissolution expenses, the proceeds from the Initial Public Offering and the sale of the placement warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the IPO at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete its initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the IPO at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is $10.15 per public share, however, there is no guarantee that investors will receive $10.15 per share upon redemption. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period (and the Company’s stockholders have not approved an amendment to the Company’s charter extending this time period), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame, and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $1,408 in cash and a working capital deficit of $136,167. The Company’s liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5).

After consummation of the IPO on October 8, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital of approximately $0.9 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from February 11, 2021 (inception) to March 12, 2021 as filed with the SEC on October 7, 2021, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of October 8, 2021, as filed with the SEC on October 15, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on October 8, 2021, offering costs associated with the Class A common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $5,174,429, all of which was allocated to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Common stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified instruments.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three months ended September 30, 2021 and for the period from February 11, 2021(inception) through September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

On October 8, 2021, the Company sold 8,625,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,125,000 units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the effective date and 30 days after the completion of the initial Business Combination (see Note 7).

The Company paid an underwriting fee at the closing of the IPO of $1,725,000. As of October 8, 2021, an additional fee of $3,018,750 (see Note 6) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 4,518,750 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $4,518,750 in the aggregate, in a private placement.

The Private Placement Warrants are identical to the Public Warrants sold in the IPO except that the Private Placement Warrants, (a) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (b) will be entitled to registration rights.

Note 5 — Related Party Transactions

Founder Shares

On March 12, 2021, the Sponsor paid $25,000, or approximately $0.017 per share, in consideration for 1,437,500 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). In September 2021, the Company effected a stock dividend of an aggregate 718,750 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares, which included 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment exercise by the underwriters upon consummation of the IPO on October 8, 2021, these shares are no longer subject to forfeiture.

On July 9, 2021, the Sponsor entered into a Stock Grant Agreement with the Company’s independent directors and certain of the Company’s officers, under which they are granted Founder Shares and Private Placement Warrants as an inducement to serve as directors and officers of the Company. Under the terms of the agreement, the Sponsor will transfer 37,500 Founder Shares to each of the Company’s four independent directors, 60,000 Founder Shares to the Company’s Chief Executive Officer and 40,000 shares to the Company’s Chief Financial Officer, for a sales price of $0.017 per share, or an aggregate of $4,250 (the “purchase price”). The transferred shares shall vest upon the Company consummating an initial business combination. In the event that a recipient ceases to serves as either officer or directors prior to the vesting date, the Sponsor has the option to repurchase the shares at the purchase price. The fair value of the shares at July 9, 2021, was estimated using a Monte Carlo simulation model to be approximately $1.9 million in the aggregate. The Company will record the fair value of the transferred shares as Officer and director compensation expense upon consummation of an initial business combination, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation”, which requires deferral of the expense recognition until after the performance condition is achieved, if the performance condition is a business combination or similar liquidity event. The transferred shares will have the same terms and restrictions as the Founder Shares held by the Sponsor.

Additionally, under the terms of the agreement, the Sponsor transferred 22,500 Private Placement Warrants to each of the Company’s four independent directors, 36,000 Private Placement Warrants to the Company’s Chief Executive Officer and 24,000 Private Placement Warrants to the Company’s Chief Financial Officer, for no consideration. The granted Private Placement Warrants vest upon the consummation of the IPO. The fair value of the granted warrants at July 9, 2021, was estimated using a Monte Carlo simulation model to be $171,488 in the aggregate. Accordingly, the Company recorded the fair value of the transferred Private Placement Warrants as Officer and director compensation expense upon consummation of the IPO, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation”.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares (or shares of common stock issuable upon conversion thereof) until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the reported last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination , or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

Promissory Note — Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. Through September 30, 2021, the Company had borrowed $137,575 under the promissory note. Subsequent to September 30, 2021 there were no borrowings, however $137,575 still remained outstanding under the promissory note which is currently due upon demand. On October 26, 2021, the Company fully repaid the outstanding promissory note balance of 137,575 (see Note 8).

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,125,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, no administrative fees had been recorded or paid.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, the Private Placement Warrants (including securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and any shares of Class A common stock and warrants that may be issued upon conversion as part of the Working Capital Loans and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement signed on October 8, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On October 8, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $1,725,000.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $3,018,750, which will be paid to the underwriters from the funds held in the trust account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of Class A common stock issued and outstanding.

Class B Common stock —The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At September 30, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. Unless specified in the Company’s certificate of incorporation or bylaws, or as required by applicable provisions of the Delaware General Corporate Law (“DGCL”) or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO (excluding the placement warrants and underlying securities) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or placement equivalent warrants to our Sponsor or its affiliates upon conversion of Working Capital Loans made to the Company). The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for shares of Class A common stock issued in a financing transaction in connection with our initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion rate adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities.

Warrants – As of October 8, 2021, there were 8,625,000 Public Warrants and 4,518,750 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the effective date of the registration statement for the IPO and 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), provided that such exemption is available.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the placement warrants):

● at a price of $0.01 per warrant;

● upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

● if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Except as disclosed in the footnotes elsewhere and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 8, 2021, the Company’s consummated the IPO of 8,625,000 units at $10.00 per unit (the “Units”), including the full exercise of the underwriters’ over-allotment of 1,125,000 units, generating gross proceeds to the Company of $86,250,000. Simultaneously with the consummation of the IPO, the Company consummated the private placement of 4,518,750 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $4,518,750. Transaction costs of the IPO amounted to $5,174,429 consisting of $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions, and $430,679 of other offering costs, and was all charged to stockholders’ equity.

On October 26, 2021, the Company fully repaid the Promissory Note — Related Party balance of $137,575.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Parsec Capital Acquisitions Corp.,” “our,” “us” or “we” refer to Parsec Capital Acquisitions Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on February 11, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is Parsec Acquisitions Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on October 5, 2021. On October 8, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 8,625,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,125,000 units, at a purchase price of $10.00 per Unit. Transaction costs amounted to $5,174,429 consisting of $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions, and $430,679 of other offering costs, and was all charged to stockholders’ equity.

Simultaneously with the consummation of the IPO, we consummated the private placement of 4,518,750 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to us of $4,518,750.

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $87,543,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations and up to $100,000 of interest that may be used for our dissolution expenses, the proceeds from the IPO and the sale of the placement warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the public shares if we does not complete our initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of we subject to satisfaction of certain conditions or as extended by our stockholders in accordance with our amended and restated certificate of incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if we are unable to complete our initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of we subject to satisfaction of certain conditions or as extended by our stockholders in accordance with our amended and restated certificate of incorporation), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

We will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of we subject to satisfaction of certain conditions or as extended by our stockholders in accordance with our amended and restated certificate of incorporation) to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period (and our stockholders have not approved an amendment to our charter extending this time period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had $1,408 in cash and a working capital deficit of $136,167 (excluding deferred offering costs).

Our liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from our Sponsor of up to $300,000. After consummation of the IPO on October 8, 2021, we had approximately $1.3 million in our operating bank account, and working capital of approximately $0.9 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from February 11, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 11, 2021 (inception) to September 30, 2021, we had net loss of approximately $582, which consisted of formation and operating costs. For the three months ended September 30, 2021, we had a net loss of $24 consisting of bank charges.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the NASDAQ Capital Market, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, the Private Placement Warrants (including securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and any shares of Class A common stock and warrants that may be issued upon conversion as part of the Working Capital Loans and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement signed on October 8, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On October 8, 2021, we paid a cash underwriting discount of 2.0% per Unit, or $1,725,000.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $3,018,750, which will be paid to the underwriters from the funds held in the trust account upon completion of our initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on October 8, 2021, offering costs associated with the Class A common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $5,174,429, all of which was allocated to stockholders’ equity.

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for our outstanding warrants as equity-classified instruments.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 (No. 333-257766) that was declared effective by the Securities and Exchange Commission (the “Commission”) on October 5, 2021 and that was used in connection with our initial public offering (the “IPO Registration Statement”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On March 12, 2021, our sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. In September 2021, we effected a stock dividend of an aggregate 718,750 shares of Class B common stock, resulting in our founder holding an aggregate of 2,156,250 founder shares (up to 281,250 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised) (the “Dividend”). Taking into account the Dividend, founder shares were sold at $0.012 per share. Our sponsor has transferred 60,000 shares of our class B common stock to our chief executive officer, 40,000 shares of our class B common stock to our chief financial officer, and 37,500 shares of our class B common stock to each of our independent directors. On July 9, 2021, our sponsor entered into a Stock Grant Agreement with the Company’s independent directors and certain of the Company’s officers, under which they are granted an aggregate of 250,000 founder shares as an inducement to serve as directors and officers of the Company. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On October 8, 2021, we consummated the initial public offering (the “IPO”) of 8,625,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,125,000 units at the initial public offering price to cover over-allotments. The units sold in the IPO and the full exercise of the over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $86,250,000. EF Hutton, division of Benchmark Investments, LLC, acted as sole book-running manager of the IPO. The securities in the IPO were registered under the Securities Act on the IPO Registration Statement.

Simultaneously with the closing of the IPO, we consummated the sale of 4,518,750 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $4,518,750. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the IPO, including the full exercise of the over-allotment option, and the Private Placement Warrants, $87,543,750 was placed in the trust account.

We paid a total of $1,725,000 in underwriting discounts and commissions, excluding a deferred underwriting discount of $3,018,750, and $430,679 for other offering costs related to the IPO.

There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
1.1	Form of Underwriting Agreement (filed as Exhibit 1.1 to the Registration Statement on Form S-1 (No. 333-257766), and incorporated herein by reference).
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
3.2	Form of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
3.3	By Laws (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
4.1	Specimen Unit Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
4.2	Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
4.3	Specimen Warrant Certificate (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.1	Form of Letter Agreement among the Registrant and our officers, directors and Astro Aerospace (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.2	Promissory Note, dated March 1, 2021, issued to Parsec Acquisitions Sponsor LLC (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.3	First Amendment to Promissory Note, dated August 12, 2021, issued to Parsec Acquisitions Sponsor LLC (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.5	Form of Registration Rights Agreement between the Registrant and certain security holders (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.6	Securities Subscription Agreement, dated March 12, 2021, between the Registrant and Parsec Acquisitions Sponsor LLC (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.7	Form of Placement Warrant Purchase Agreement between the Registrant and Astro Aerospace (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.8	Form of Indemnity Agreement (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.9	Form of Administrative Support Agreement by and between the Registrant and Astro Aerospace (filed as Exhibit 10.9 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
10.10	Stock Grant Agreement by and between the Registrant’s officers and directors and Parsec Acquisitions Sponsor, LLC (filed as Exhibit 10.10 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
14	Form of Code of Ethics (filed as Exhibit 14 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (filed as Exhibit 99.1 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
99.2	Form of Compensation Committee Charter (filed as Exhibit 99.2 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
99.3	Consent of Edmund Moy (filed as Exhibit 99.3 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
99.4	Consent of William Readdy (filed as Exhibit 99.4 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
99.5	Consent of Alec Burger (filed as Exhibit 99.5 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).
99.6	Consent of Daniel Elwell (filed as Exhibit 99.6 to the Registration Statement on Form S-1 (No.333-257766), and incorporated herein by reference).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARSEC CAPITAL ACQUISITIONS CORP.

November 19, 2021	By:	/s/ Patricia Trompeter
	Name:	Patricia Trompeter
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 19, 2021	By:	/s/ Paul Haber
	Name:	Paul Haber
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

