Form 10-Q
period 2022-03-31
Parsec Capital Acquisitions Corp.
filed 2022-05-13
CIK 1855751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 8,625,000 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

PARSEC CAPITAL ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and as of December 31, 2021	2
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021	4
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	22

PART II - OTHER INFORMATION		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors.	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures.	23
Item 5.	Other Information.	23
Item 6.	Exhibits.	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSEC CAPITAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$432,133	$568,569
Prepaid expenses	294,086	372,190
Total current assets	726,219	940,759
Cash and investment held in Trust Account	87,560,165	87,550,283
Total assets	$88,286,384	$88,491,042

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$371,538	$384,839
Due to related party	58,710	28,710
Total current liabilities	430,248	413,549
Deferred underwriting commissions	3,018,750	3,018,750
Total liabilities	3,448,998	3,432,299
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 8,625,000 shares at redemption value of $10.15	87,543,750	87,543,750
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	—	—
Accumulated deficit	(2,706,580)	(2,485,223)
Total Stockholders’ Deficit	(2,706,364)	(2,485,007)

Total Liabilities and Stockholders’ Deficit	$88,286,384	$88,491,042

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the period from February 11, 2021 (inception) through March 31, 2021
Formation and operating costs	$231,254	$408
Loss from operations	(231,254)	(408)
Other income
Bank interest income	15	—
Trust Interest Income	9,882	—
Total other income	9,897	—
Net loss	$(221,357)	$(408)
Weighted average shares outstanding, (redeemable) Class A common stock	8,625,000	—
Basic and diluted net loss per share, (redeemable) Class A common stock	$(0.02)	$—
Weighted average shares outstanding, (non-redeemable) Class B common stock	2,156,250	1,875,000
Basic and diluted net loss per share, (non-redeemable) Class B common stock	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	2,156,250	$216	$—	$(2,485,223)	$(2,485,007)
Net loss	—	—	—	(221,357)	(221,357)
Balance as of March 31, 2022	2,156,250	$216	$—	$(2,706,580)	$(2,706,364)

FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 11. 2021(inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(408)	(408)
Balance as of March 31, 2021	2,156,250	$216	$24,784	$(408)	$24,592

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the period from February 11, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(221,357)	$(408)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B common stock	—	388
Interest earned on cash and investment held in Trust Account	(9,882)	—
Changes in current assets and liabilities:
Prepaid assets	78,104	—
Accrued costs and expenses	(13,301)	—
Due to related party	30,000	—
Net cash used in operating activities	(136,436)	(20)

Cash flows from financing activities:
Proceeds from issuance of common stock to sponsor	—	25,000
Net cash provided by financing activities	—	25,000
Net change in cash	(136,436)	24,980
Cash, beginning of the period	568,569	—
Cash, end of the period	$432,133	$24,980
Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid through issuance of promissory note	—	25,000
Deferred offering cost included in accrued expenses	—	3,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Parsec Capital Acquisitions Corp. (the “Company”) is a blank check company incorporated on February 11, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity through March 31, 2022 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 4,518,750 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $4,518,750, which is described in Note 4. The excess of fair market value over gross proceeds for the Private Placement Warrants was $632,625 and was recorded in the statements of operations.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per public share due to reductions in the value of the trust assets , less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern

As of March 31, 2022, the Company had $432,133 in cash and a working capital of $295,971. The Company’s liquidity needs up to October 8, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Company’s liquidity needs since its IPO and through March 31, 2022, have been satisfied through proceeds from the Private Placement Warrants.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) to complete the initial Business Combination. If the Company is unable to complete a business combination by the close of business on October 8, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 14, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Investment Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of March 31, 2022, investments in the Company’s Trust Account consisted of $87,560,165 invested in money market funds. As of December 31, 2021, investments in the Company’s Trust Account consisted of $496 in cash and $87,549,787 in U.S. Treasury Securities. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The marketable securities held in the Trust Account at March 31, 2022 were recorded at fair market value of $87,560,165. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
Money Market	$87,560,165	$—	$—	$87,560,165
	$87,560,165	$—	$—	$87,560,165

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$496	$—	$—	$496
U.S. Treasury Securities	87,549,787	1,941	—	87,551,728
	$87,550,283	$1,941	$—	$87,552,224

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

Premiums and discounts are amortized or accreted over the life of the related held-to maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering. Offering costs amounted to $5,174,429 and were charged to temporary equity upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

As of March 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$86,250,000
Less: Proceeds Allocated to Public Warrants	(9,832,500)
Less: Class A Common stock issuance costs	(4,565,548)
Remeasurement of carrying value to redemption value	15,691,798
Class A Common stock subject to possible redemption	$87,543,750

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Loss Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 13,143,750 of the Company’s Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the consummation of a business combination. In addition, the Company has a net loss, and any securities would be anti-dilutive. As a result, diluted loss per common stock is the same as basic loss per common stock for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the three months ended March 31, 2022		For the period from February 11, 2021 (inception) through March 31, 2021
	Class A (redeemable)	Class B (non-redeemable)	Class A (redeemable)	Class B (non-redeemable)
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(177,086)	$(44,271)	$—	$(408)
Denominator:
Weighted-average shares outstanding	8,625,000	2,156,250	—	1,875,000
Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$(0.00)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. We have adopted ASU2020-06. The adoption of ASU2020-06 did not have an impact on our financial statements.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

Public Units

On October 8, 2021, the Company sold 8,625,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,125,000 units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the effective date and 30 days after the completion of the initial Business Combination (see Note 6).

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

Promissory Note - Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $137,575 under promissory note. On October 26, 2021, the Company fully repaid the outstanding promissory note balance of $137,575. As of March 31, 2022 and December 31, 2021, there were no outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,125,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $30,000 in administrative service fee. At March 31, 2022 and December 31, 2021, the Company accrued $58,710 and $28,710, respectively, in administrative service fee payable to its Sponsor.

Note 6 - Commitments and Contingencies

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

Note 7 - Stockholder’s Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common stock -The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At March 31, 2022 and December 31, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

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

Warrants - As of March 31, 2022 and December 31, 2021, there were 8,625,000 Public Warrants and 4,518,750 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the effective date of the registration statement for the IPO and 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 8 - Fair Value of Financial Instruments

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$87,560,165	$87,560,165	—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account	$87,550,283	$87,550,283	—	$—

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to consummate our initial public offering. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $221,357 which consists of formation costs of $231,254, offset by bank interest income of $15 and trust interest income of $9,882.

For the period from February 11, 2021 (inception) through March 31, 2021, we had a net loss of $408 which consists only of formation costs.

Liquidity and Capital Resources

As of March 31, 2022, we had $432,133 in cash and a working capital $295,971. Until the consummation of our initial public offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans and advances in an aggregate of $137,575 from related parties.

For the three months ended March 31, 2022, cash used in operating activities was $136,436. Net loss of $221,357 was affected by interest earned on marketable securities held in the Trust Account of $9,882. Changes in operating assets and liabilities provided $94,803 of cash used in operating activities.

For the period from February 11, 2021 (inception) though March 31, 2021, cash used in operating activities was $20. Net loss of $408. There were no changes in operating assets and liabilities.

On October 8, 2021, we consummated our initial public offering of 8,625,000 units, including the full exercise of the underwriters’ over-allotment option to purchase 1,125,000 units, at $10.00 per Unit, generating gross proceeds of $86,250,000.

Simultaneously with the closing of our initial public offering, our Sponsor purchased an aggregate of 4,518,750 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,518,750, in a private placement.

Upon completion of the IPO on February 1, 2021, transaction costs amounted to $5,174,429 consisting of $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions, and $430,679 of other offering costs, and were charged to stockholders’ deficit.

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

We will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) to complete the initial Business Combination. If we are unable to complete a business combination by the close of business on October 8, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that it could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Astro Aerospace Ltd., an affiliate of our sponsor, a monthly fee of $10,000 for office space, utilities and secretarial and administrative services and deferred underwriters’ commission of $3,018,750. We began incurring these fees on October 6, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. We have adopted ASU2020-06. The adoption of ASU2020-06 did not have an impact on our financial statements.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals, accounting for complex financial instruments and our going concern assessment in accordance with U.S. GAAP. Management concluded that such disclosure controls and procedures are not effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Form 10-K filed with the SEC on April 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May [  ], 2022.

PARSEC CAPITAL ACQUISITIONS CORP.

May 13, 2022	By:	/s/ Patricia Trompeter
	Name:	Patricia Trompeter
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ Paul Haber
	Name:	Paul Haber
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

