Form 10-Q
period 2022-06-30
Parsec Capital Acquisitions Corp.
filed 2022-08-03
CIK 1855751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 8,625,000 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

PARSEC CAPITAL ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		2
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and as of December 31, 2021	2
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021	4
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 11, 2021 (inception) through June 30, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	21

PART II - OTHER INFORMATION		22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Mine Safety Disclosures.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSEC CAPITAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$368,017	$568,569
Prepaid expenses	154,032	372,190
Total current assets	522,049	940,759
Cash and investment held in Trust Account	87,678,389	87,550,283
Total assets	$88,200,438	$88,491,042
Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$418,881	$384,839
Due to related party	88,710	28,710
Total current liabilities	507,591	413,549
Deferred underwriting commissions	3,018,750	3,018,750
Total liabilities	3,526,341	3,432,299
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 8,625,000 shares at redemption value of $10.15	87,543,750	87,543,750
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	—	—
Accumulated deficit	(2,869,869)	(2,485,223)
Total Stockholders’ Deficit	(2,869,653)	(2,485,007)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$88,200,438	$88,491,042

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,	For the period from February 11, 2021 (inception) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$281,621	$150	$512,875	$558
Loss from operations	(281,621)	(150)	(512,875)	(558)
Other income
Bank interest income	108	—	123	—
Trust Interest Income	118,224	—	128,106	—
Total other income	118,332	—	128,229	—
Net loss	$(163,289)	$(150)	$(384,646)	$(558)
Weighted average shares outstanding, (redeemable) Class A common stock	8,625,000	—	8,625,000	—
Basic and diluted net loss per share, (redeemable) Class A common stock	$(0.02)	$—	$(0.04)	$—
Weighted average shares outstanding, (non-redeemable) Class B common stock	2,156,250	1,875,000	2,156,250	1,875,000
Basic and diluted net loss per share, (non-redeemable) Class B common stock	$(0.02)	$(0.00)	$(0.04)	$(0.00)

For the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021, Class B common stock excluded 281,250 shares subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	2,156,250	$216	$—	$(2,485,223)	$(2,485,007)
Net loss	—	—	—	(221,357)	(221,357)
Balance as of March 31, 2022	2,156,250	216	—	(2,706,580)	(2,706,364)
Net loss	—	—	—	(163,289)	(163,289)
Balance as of June 30, 2022	2,156,250	$216	$—	$(2,869,869)	$(2,869,653)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 11, 2021(inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(408)	(408)
Balance as of March 31, 2021	2,156,250	$216	$24,784	$(408)	$24,592
Net loss	—	—	—	(150)	(150)
Balance as of June 30, 2021	2,156,250	$216	$24,784	$(558)	$24,442

For the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) through June 30, 2021, Class B common stock included 281,250 shares subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,	For the period from February 11, 2021 (inception) through June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(384,646)	$(558)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B common stock	—	388
Interest earned on cash and investment held in Trust Account	(128,106)	—
Changes in current assets and liabilities:
Prepaid assets	218,158	—
Accrued costs and expenses	34,042	—
Due to related party	60,000	—
Net cash used in operating activities	(200,552)	(170)
Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	84,980
Proceeds from issuance of common stock to sponsor	—	25,000
Payment of deferred offering costs	—	(102,346)
Net cash provided by financing activities	—	7,634
Net change in cash	(200,552)	7,464
Cash, beginning of the period	568,569	—
Cash, end of the period	$368,017	$7,464
Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid through issuance of promissory note	$—	$47,227
Deferred offering cost included in accrued expenses	$—	$—

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

As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity through June 30, 2022 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 4,518,750 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $4,518,750, which is described in Note 4. The excess of fair market value over gross proceeds for the Private Placement Warrants was $632,625 and was recorded in the statements of operations for the period from February 11, 2021 (inception) though December 31, 2021.

Transaction costs amounted to $5,174,429 consisting of $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions, and $430,679 of other offering costs.

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

Going Concern

As of June 30, 2022, the Company had $368,017 in cash and a working capital of $14,458. The Company’s liquidity needs up to October 8, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Company’s liquidity needs since its IPO and through June 30, 2022, have been satisfied through proceeds from the Private Placement Warrants.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) to complete the initial Business Combination. If the Company is unable to complete a business combination by the close of business on October 8, 2022, then the Company will cease all operations except for the purpose of liquidating. Inadequate working capital and this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 14, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Investment Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of June 30, 2022, investments in the Company’s Trust Account consisted of $87,678,389 invested in money market funds. As of December 31, 2021, investments in the Company’s Trust Account consisted of $496 in cash and $87,549,787 in U.S. Treasury Securities. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The marketable securities held in the Trust Account at June 30, 2022 were recorded at fair market value of $87,678,389. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
Money Market	$87,678,389	$—	$—	$87,678,389
	$87,678,389	$—	$—	$87,678,389

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$496	$—	$—	$496
U.S. Treasury Securities	87,549,787	1,941	—	87,551,728
	$87,550,283	$1,941	$—	$87,552,224

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets primarily due to their short-term nature.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The following table represents Class A Common stock subject to redemption at June 30, 2022 and December 31, 2021.

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

Net Loss Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 13,143,750 of the Company’s Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the consummation of a business combination. In addition, the Company has a net loss, and any securities would be anti-dilutive. As a result, diluted loss per common stock is the same as basic loss per common stock for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	Three Months Ended June 30,
	2022		2021
	Class A (redeemable)	Class B (non-redeemable)	Class A (redeemable)	Class B (non-redeemable)
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(130,631)	$(32,658)	$—	$(150)
Denominator:
Weighted-average shares Outstanding	8,625,000	2,156,250	—	1,875,000
Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$(0.00)

For the three months ended June 30, 2021, Class B common stock excluded 281,250 shares subject to forfeiture.

	Six Months Ended June 30,		For the period from February 11, 2021 (inception) through June 30,
	2022		2021
	Class A (redeemable)	Class B (non-redeemable)	Class A (redeemable)	Class B (non-redeemable)
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(307,717)	$(76,929)	$—	$(558)
Denominator:
Weig hted-average shares Outstanding	8,625,000	2,156,250	—	1,875,000
Basic and diluted net loss per share	$(0.04)	$(0.04)	$—	$(0.00)

For the period from February 11, 2021 (inception) through June 30, 2021, Class B common stock excluded 281,250 shares subject to forfeiture.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Additionally, under the terms of the agreement, the Sponsor transferred 22,500 Private Placement Warrants to each of the Company’s four independent directors, 36,000 Private Placement Warrants to the Company’s Chief Executive Officer and 24,000 Private Placement Warrants to the Company’s Chief Financial Officer, for no consideration. The granted Private Placement Warrants vested upon the consummation of the IPO. The fair value of the granted warrants at July 9, 2021, was estimated using a Monte Carlo simulation model to be $171,488 in the aggregate. Accordingly, the Company recorded the fair value of the transferred Private Placement Warrants as Officer and director compensation expense upon consummation of the IPO, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation”.

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

Promissory Note - Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $137,575 under promissory note. On October 26, 2021, the Company fully repaid the outstanding promissory note balance of $137,575. As of June 30, 2022 and December 31, 2021, there were no outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,125,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in administrative service fee. At June 30, 2022 and December 31, 2021, the Company accrued $88,710 and $28,710, respectively, in administrative service fee payable to its Sponsor. For the three and six months ended June 30, 2021, the Company did not incur any fees for these services.

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

Note 7 - Stockholder’s Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common stock -The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At June 30, 2022 and December 31, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

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

Warrants - As of June 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants and 4,518,750 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the effective date of the registration statement for the IPO and 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The following tables present information about the Company’s assets as of June 30, 2022 and December 31, 2021, and indicates the Level in the fair value hierarchy:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$87,678,389	$87,678,389	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investment held in Trust Account	$87,550,283	$87,550,283	$—	$—

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to consummate our initial public offering and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net loss of $163,289 and $384,646, which consists of formation and operating costs of $281,621 and $512,875, offset by bank interest income of $108 and $123 and trust interest income of $118,224 and $128,106, respectively.

For the three months ended June 30, 2021 and for the period from February 11, 2021 (inception) to June 30, 2021, we had a net loss of $150 and $558, which consists of formation costs.

Liquidity and Capital Resources

As of June 30, 2022, we had $368,017 in cash and a working capital $14,458. Until the consummation of our initial public offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans and advances in an aggregate of $137,575 from related parties.

For the six months ended June 30, 2022, cash used in operating activities was $200,552. Net loss of $384,646 was affected by interest earned on marketable securities held in the Trust Account of $128,106. Changes in operating assets and liabilities provided $312,200 of cash used in operating activities.

For the period from February 11, 2021 (inception) to June 30, 2021, cash used in operating activities was $170 and net loss of $558 was affected by formation cost paid by Sponsor of $388. There were no changes in operating assets and liabilities.

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

Upon completion of the IPO on February 1, 2021, transaction costs amounted to $5,174,429 consisting of $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions, and $430,679 of other offering costs.

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

We will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) to complete the initial Business Combination. If we are unable to complete a business combination by the close of business on October 8, 2022, then we will cease all operations except for the purpose of liquidating. Inadequate working capital and this date for mandatory liquidation and subsequent dissolution raises substantial doubt about the our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals, accounting for complex financial instruments and our going concern assessment in accordance with U.S. GAAP. Management concluded that such disclosure controls and procedures are not effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2022.

PARSEC CAPITAL ACQUISITIONS CORP.

August 3, 2022	By:	/s/ Patricia Trompeter
	Name:	Patricia Trompeter
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 3, 2022	By:	/s/ Paul Haber
	Name:	Paul Haber
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

