Form 10-Q
period 2022-09-30
Parsec Capital Acquisitions Corp.
filed 2022-11-18
CIK 1855751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 8,625,000 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

PARSEC CAPITAL ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and as of December 31, 2021	2
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021	4
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 11, 2021 (inception) through September 30, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	21

PART II - OTHER INFORMATION		22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors.	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Mine Safety Disclosures.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARSEC CAPITAL ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$297,974	$568,569
Prepaid expenses	14,875	372,190
Total current assets	312,849	940,759
Cash and investment held in Trust Account	88,073,560	87,550,283
Total assets	$88,386,409	$88,491,042
Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$444,143	$384,839
Income tax payable	42,704	—
Due to related party	118,710	28,710
Total current liabilities	605,557	413,549
Deferred underwriting commissions	3,018,750	3,018,750
Total liabilities	3,624,307	3,432,299
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 8,625,000 shares at redemption value of $10.17 and $10.15, respectively.	87,703,322	87,543,750
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	—	—
Accumulated deficit	(2,941,436)	(2,485,223)
Total Stockholders’ Deficit	(2,941,220)	(2,485,007)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$88,386,409	$88,491,042

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period from February 11, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$265,405	$24	$778,280	$582
Loss from operations	(265,405)	(24)	(778,280)	(582)
Other income
Bank interest income	943	—	1,066	—
Trust Interest Income	395,171	—	523,277	—
Total other income	396,114	—	524,343	—

Income (loss) before provision for income taxes	130,709	(24)	(253,937)	(582)
Provision for income taxes	(42,704)	—	(42,704)	—
Net income (loss)	$88,005	$(24)	$(296,641)	$(582)
Weighted average shares outstanding, (redeemable) Class A common stock	8,625,000	—	8,625,000	—
Basic and diluted net income (loss) per share, (redeemable) Class A common stock	$0.01	$—	$(0.03)	$—
Weighted average shares outstanding, (non-redeemable) Class B common stock	2,156,250	1,875,000	2,156,250	1,875,000
Basic and diluted net income (loss) per share, (non-redeemable) Class B common stock	$0.01	$(0.00)	$(0.03)	$(0.00)

For the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021, Class B common stock excluded 281,250 shares subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	2,156,250	$216	$—	$(2,485,223)	$(2,485,007)
Net loss	—	—	—	(384,646)	(384,646)
Balance as of June 30, 2022	2,156,250	$216	$—	$(2,869,869)	$(2,869,653)
Remeasurement of Class A ordinary shares subject to possible redemption				(159,572)	(159,572)
Net income	—	—	—	88,005	88,005
Balance as of September 30, 2022	2,156,250	$216	$—	$(2,941,436)	$(2,941,220)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 11, 2021(inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(558)	(558)
Balance as of June 30, 2021	2,156,250	$216	$24,784	$(558)	$24,442
Net loss	—	—	—	(24)	(24)
Balance as of September 30, 2021	2,156,250	$216	$24,784	$(582)	$24,418

For the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021, Class B common stock included 281,250 shares subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PARSEC CAPITAL ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,	For the period from February 11, 2021 (inception) through September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(296,641)	$(582)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange of issuance of Class B common stock	—	388
Interest earned on cash and investment held in Trust Account	(523,277)	—
Changes in current assets and liabilities:
Prepaid assets	357,315	—
Accrued costs and expenses	59,304	—
Income taxes payable	42,704	—
Due to related party	90,000	—
Net cash used in operating activities	(270,595)	(194)
Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	89,960
Proceeds from issuance of common stock to sponsor	—	25,000
Payment of deferred offering costs	—	(113,358)
Net cash provided by financing activities	—	1,602
Net change in cash	(270,595)	1,408
Cash, beginning of the period	568,569	—
Cash, end of the period	$297,974	$1,408
Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid through issuance of promissory note	$—	$47,227
Remeasurement of class A ordinary shares subject to redemption	$159,572	—

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

As of September 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity through September 30, 2022 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The Company had 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of the Company subject to satisfaction of certain conditions or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period (and the Company’s stockholders have not approved an amendment to the Company’s charter extending this time period), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)  2014-15,“Disclosures  of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company had until October 8, 2022 to consummate a Business Combination. The Company will be unable to consummate a Business Combination by the Liquidation Date and intends to dissolve and liquidate in accordance with the provisions of the Amended and Restated Certificate of Incorporation. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 8, 2022. (see Note 9)

Risks and Uncertainties

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 14, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Investment Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds and U.S. Treasury securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company has not withdrawn any amounts from the Trust Account.

As of September 30, 2022, investments in the Company’s Trust Account consisted of $88,073,560 invested in money market funds. As of December 31, 2021, investments in the Company’s Trust Account consisted of $496 in cash and $87,549,787 in U.S. Treasury Securities. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The marketable securities held in the Trust Account at September 30, 2022 were recorded at fair market value of $88,073,560. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
Money Market	$88,073,560	$—	$—	$88,073,560
	$88,073,560	$—	$—	$88,073,560

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$496	$—	$—	$496
U.S. Treasury Securities	87,549,787	1,941	—	87,551,728
	$87,550,283	$1,941	$—	$87,552,224

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The following table represents Class A Common stock subject to redemption at September 30, 2022 and December 31, 2021.

Gross proceeds	$86,250,000
Less: Proceeds Allocated to Public Warrants	(9,832,500)
Less: Class A Common stock issuance costs	(4,565,548)
Remeasurement of carrying value to redemption value	15,691,798
Class A Common stock subject to possible redemption, December 31, 2021	$87,543,750
Remeasurement of carrying value to redemption value	159,572
Class A Common stock subject to possible redemption, September 30, 2022	$87,703,322

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

Net Income (Loss) Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 13,143,750 of the Company’s Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the consummation of a business combination. In addition, the Company has a net loss, and any securities would be anti-dilutive. As a result, diluted loss per common stock is the same as basic loss per common stock for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

	Three Months Ended September 30,
	2022		2021
	Class A (redeemable)	Class B (non-redeemable)	Class A (redeemable)	Class B (non-redeemable)
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$70,404	$17,601	$—	$(24)
Denominator:
Weighted-average shares Outstanding	8,625,000	2,156,250	—	1,875,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$—	$(0.00)

For the three months ended September 30, 2021, Class B common stock excluded 281,250 shares subject to forfeiture.

	Nine Months Ended September 30,		For the period from February 11, 2021 (inception) through September 30,
	2022		2021
	Class A (redeemable)	Class B (non-redeemable)	Class A (redeemable)	Class B (non-redeemable)
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(237,313)	$(59,328)	$—	$(582)
Denominator:
Weighted-average shares Outstanding	8,625,000	2,156,250	—	1,875,000
Basic and diluted net loss per share	$(0.03)	$(0.03)	$—	$(0.00)

For the period from February 11, 2021 (inception) through September 30, 2021, Class B common stock excluded 281,250 shares subject to forfeiture.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes.” ASC Topic 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022. The Company’s effective tax rate was 32.67% and 0% for the three months ended September 30, 2022 and 2021, respectively, and -16.82% and 0% for the nine months ended September 30, 2022 and for the period from February 11, 2021 (Inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 11, 2021 (Inception) through September 30, 2021, primarily due to changes in unrealized losses related to the U.S. government treasury bill investments that matured in September 2022, the fair value in warrant liabilities, and the valuation allowance on the deferred tax assets.

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares (or shares of common stock issuable upon conversion thereof) until the earlier to occur of: (A) nine months after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the reported last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination , or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

Promissory Note - Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $137,575 under promissory note. On October 26, 2021, the Company fully repaid the outstanding promissory note balance of $137,575. As of September 30, 2022 and December 31, 2021, there was no balance outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,125,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in administrative service fee. At September 30, 2022 and December 31, 2021, the Company accrued $118,710 and $28,710, respectively, in administrative service fee payable to its Sponsor. For the three and nine months ended September 30, 2021, the Company did not incur any fees for these services.

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

Note 7 - Stockholder’s Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common stock -The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At September 30, 2022 and December 31, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

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

Warrants - As of September 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants and 4,518,750 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the effective date of the registration statement for the IPO and 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The following tables present information about the Company’s assets as of September 30, 2022 and December 31, 2021, and indicates the Level in the fair value hierarchy:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$88,073,560	$88,073,560	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investment held in Trust Account	$87,550,283	$87,550,283	$—	$—

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

The Company determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of Amended and Restated Certificate of Incorporation, due to the Company’s inability to consummate an initial Business Combination by the Liquidation Date. The Company will redeem all of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any).

Additionally, the amended articles of incorporation state that the Company must wind up and dissolve if the Company is unable to complete its Business Combination within the Combination Period and no extension is exercised, subject to approval by the Company’s board of directors and any remaining shareholders. The Company is seeking board approval to amend the articles of incorporation to continue the Company as it looks to complete its Business Combination, see below. There is no assurance the amendment to the articles of incorporation will be approved by the Company’s board of directors and any remaining shareholders.

On October 13, 2022, Parsec Capital Acquisitions Corp., a Delaware corporation (“PCX”), entered into an agreement and plan of merger (the “Merger Agreement”) by and among PCX, Enteractive Media Inc., a Canadian corporation (“Enteractive Media”) and Enteractive Merger Sub, Inc., a Canadian corporation and a wholly owned subsidiary of PCX (“Merger Sub”). PCX and Merger Sub are sometimes referred to collectively as the “PCX Parties.” Pursuant to the Merger Agreement, a business combination between PCX and Enteractive Media will be effected through the merger of Merger Sub with and into Enteractive Media, with Enteractive Media surviving the merger as a wholly owned subsidiary of PCX (the “Merger”). Upon the closing of the Merger (the “Closing”), it is anticipated that PCX will change its name to “Enteractive Media Inc.” The board of directors of PCX has (i) approved and declared advisable the Merger Agreement, the Ancillary Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the shareholders of PCX.

If the Board of Directors and/or Shareholders approve to amend the articles of incorporation to continue the Company, the Merger is expected to be consummated in the first quarter of 2023, following the receipt of the required approval by the shareholders of PCX and the shareholder of Enteractive Media and the satisfaction of certain other customary closing conditions.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intended to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The Company has determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of Amended and Restated Certificate of Incorporation, due to the Company’s inability to consummate an initial Business Combination by October 8, 2022, the Liquidation Date. The Company will redeem all of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any). There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

Additionally, the amended articles of incorporation state that the Company must wind up and dissolve if the Company is unable to complete its Business Combination within the Combination Period and no extension is exercised, subject to approval by the Company’s board of directors and any remaining shareholders. The Company is seeking board approval to amend the articles of incorporation to continue the Company as it looks to complete its Business Combination, see below. There is no assurance the amendment to the articles of incorporation will be approved by the Company’s board of directors and any remaining shareholders.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to consummate our initial public offering and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $88,005, which consists of formation and operating costs of $265,405 and provision for income taxes of $42,704, offset by bank interest income of $943 and trust interest income of $395,171.

For the nine months ended September 30, 2022, we had a net loss of $296,641, which consists of formation and operating costs of $778,280 and provision for income taxes of $42,704, offset by bank interest income of $1,066 and trust interest income of $523,277.

For the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) to September 30, 2021, we had a net loss of $24 and $582, which consists of formation costs.

Liquidity and Capital Resources

As of September 30, 2022, we had $297,974 in cash and a working capital deficit $292,708. Until the consummation of our initial public offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans and advances in an aggregate of $118,710 from related parties.

For the nine months ended September 30, 2022, cash used in operating activities was $270,595. Net loss of $296,641 was affected by interest earned on marketable securities held in the Trust Account of $523,277. Changes in operating assets and liabilities provided $549,323 of cash used in operating activities.

For the period from February 11, 2021 (inception) to September 30, 2021, cash used in operating activities was $194 and net loss of $582 was affected by formation cost paid by Sponsor of $388. There were no changes in operating assets and liabilities.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”)  2014-15,“Disclosures  of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company had until October 8, 2022 to consummate a Business Combination. The Company will be unable to consummate a Business Combination by the Liquidation Date and intends to dissolve and liquidate in accordance with the provisions of the Amended and Restated Certificate of Incorporation. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 8, 2022. (see Note 9)

Risks and Uncertainties

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Inflation

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting with respect to improper accounting for accruals, accounting for complex financial instruments, our going concern assessment in accordance with U.S. GAAP. Additionally, in respect the Company’s mandatory liquidation date, the Company did not assess and execute the necessary actions in accordance with the charter to liquidate or extend in a timely manner. Management concluded that such disclosure controls and procedures are not effective.

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

PARSEC CAPITAL ACQUISITIONS CORP.

November 18, 2022	By:	/s/ Patricia Trompeter
	Name:	Patricia Trompeter
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 18, 2022	By:	/s/ Paul Haber
	Name:	Paul Haber
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

